Form 10-Q
period 1996-06-29
ALL FOR A DOLLAR INC
filed 1996-08-12
CIK 885399

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 1O-Q


(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended June 29, 1996

                             OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                    Commission File No. 0-20150

                       ALL FOR A DOLLAR, INC.
       (Exact name of registrant as specified in its charter)

           Delaware                          04-3078083
- ------------------------------    -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                  Number)

        3664 Main Street
        Springfield, MA                         01107
- -------------------------------   -------------------------------
(Address of principal executive               (Zip Code)
          offices)

                         (413) 733-1203
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                              SAME
- ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

            Yes    [X]                         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at July 15, 1996
- ----------------------------        ----------------------------
Common stock, par value $.01                  6,950,190

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:



     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

            Yes   [X]                           No    [ ]

                         INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

    Condensed Balance Sheets - June 29, 1996
    and December 30, 1995                                      4

    Condensed Statements of Operations for quarter and
    six months ended June 29, 1996 and July 1, 1995            5

    Condensed Statements of Cash Flows for quarter and
    six months ended June 29, 1996 and July 1, 1995            6

    Notes to condensed financial statements                 7-10

 Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition    10-12


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

                                    ALL FOR A DOLLAR, INC.
                                   CONDENSED BALANCE SHEETS
                             June 29, 1996 and December 30, 1995

                                           ASSETS
                                         (UNAUDITED)
                                                   June 29, 1996      December 30, 1995
                                                   --------------      --------------
CURRENT ASSETS :
  Cash                                             $      289,397      $    2,343,966
  Restricted cash - Chapter 11 settlement                                     242,716
  Accounts receivable, less allowance for
      doubtful accounts                                    89,414             173,678
  Merchandise inventories                               9,974,028          12,500,093
  Prepaid expenses and other current assets               142,158             284,434
  Deferred income taxes                                   430,000             560,000
                                                   --------------      --------------
     Total current assets                              10,924,997          16,104,887

PROPERTY AND EQUIPMENT, NET                             1,654,818           1,938,239

DEFERRED INCOME TAXES                                   2,170,000           2,040,000

OTHER ASSETS                                              140,404             158,973
                                                   --------------      --------------
TOTAL ASSETS                                       $   14,890,219      $   20,242,099
                                                   ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES :
  Line of credit                                   $      386,412      $    1,850,000
  Current portion of long-term debt                     1,171,288             322,500
  Accounts payable - trade                              2,791,259           2,155,497
  Sales tax payable                                        50,442             199,203
  Accrued expenses                                      1,297,818           1,396,310
  Other liabilities                                         1,849               2,860
  Liabilities subject to settlement under
     Chapter 11 proceedings                                                   299,500
                                                   --------------      --------------
     Total current liabilities                          5,699,068           6,225,870
                                                   --------------      --------------
LONG-TERM DEBT                                             37,500           1,182,500
                                                   --------------      --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock, $.01 par value, authorized
     15,000,000 shares, issued 7,279,190
     as of June 29, 1996 and December 30, 1995             72,792              72,792
  Additional paid-in capital                           15,961,294          15,961,294
  Retained earnings (deficit)                          (6,080,435)         (2,400,357)
  Less treasury stock, 329,000 shares, at cost           (800,000)           (800,000)
						   --------------      --------------
     Total stockholders' equity                         9,153,651          12,833,729
                                                   --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   14,890,219      $   20,242,099
                                                   ==============      ==============

See notes to the condensed financial statements.




					       ALL FOR A DOLLAR, INC.
				CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
		       For the quarter and six months ended June 29, 1996 and July 1, 1995

                                                                 Quarter Ended                   6 Months Ended
                                                           June 29,         July 1,        June 29,         July 1,
                                                             1996            1995            1996            1995

NET SALES                                                $  8,368,296     $10,282,148     $16,891,611     $19,731,664

COST OF MERCHANDISE SOLD                                    3,924,790       5,066,522       8,037,187       9,739,545
							 ------------	  -----------	  -----------	  -----------
GROSS PROFIT                                                4,443,506       5,215,626       8,854,424       9,992,119
							 ------------	  -----------	  -----------	  -----------
OPERATING EXPENSES:

      Store expenses                                        4,372,400       4,012,374       8,591,894       8,005,484
      General and administrative expenses                   1,821,472       1,967,262       3,844,935       3,889,468
							 ------------	  -----------	  -----------	  -----------
              Total operating expenses                      6,193,872       5,979,636      12,436,829      11,894,952
							 ------------	  -----------	  -----------	  -----------
LOSS BEFORE REORGANIZATION ITEMS                           (1,750,366)       (764,010)     (3,582,405)     (1,902,833)

REORGANIZATION ITEMS                                                           (6,020)                         (6,020)
							 ------------	  -----------	  -----------	  -----------
OPERATING LOSS BEFORE INTEREST EXPENSE AND INCOME TAXES    (1,750,366)       (757,990)     (3,582,405)     (1,896,813)

INTEREST (INCOME) EXPENSE                                      47,199          (1,297)         97,673          (1,632)
							 ------------	  -----------	  -----------	  -----------
LOSS BEFORE INCOME TAXES                                   (1,797,565)       (756,693)     (3,680,078)     (1,895,181)

PROVISION FOR INCOME TAXES                                    870,000
							 ------------	  -----------	  -----------	  -----------
LOSS BEFORE EXTRAORDINARY ITEMS                            (2,667,565)       (756,693)     (3,680,078)     (1,895,181)

EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT                                   6,405,452                       6,405,452
							 ------------	  -----------	  -----------	  -----------
NET (LOSS) INCOME					 $ (2,667,565)	  $ 5,648,759	  $(3,680,078)	  $ 4,510,271
							 ============	  ===========	  ===========	  ===========
NET (LOSS) INCOME PER SHARE				 $	(0.38)	  $	 0.81	  $	(0.53)	  $	 0.65
							 ============	  ===========	  ===========	  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                         6,950,190       6,950,190       6,950,190       6,950,190
							 ============	  ===========	  ===========	  ===========

See notes to the condensed financial statements.



			 ALL FOR A DOLLAR INC.
	     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the six months ended June 29, 1996 and July 1, 1995


                                                                    6 Months Ended
                                                              June 29,           July 1,
                                                                1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income					    $  (3,680,078)    $    4,510,271
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Extraordinary gain on forgiveness of debt                                    (6,405,452)
     Reorganization items                                                             (6,020)
     Depreciation and amortization                                562,957            613,195
     Gain on disposal of assets                                    (2,640)            25,957
     Changes in operating assets and liabilities:
       Accounts receivable                                         84,264           (203,552)
       Merchandise inventories                                  2,526,065            (24,919)
       Prepaid expenses                                           142,276            623,985
       Other assets                                               (17,331)            37,151
       Accounts payable - trade                                   635,762            810,338
       Sales tax payable                                         (148,761)          (293,099)
       Accrued expenses                                           (98,492)          (683,056)
       Other liabilities                                           (1,011)            56,088
       Liabilities subject to Chapter 11 proceedings             (299,500)          (143,093)
							    --------------    ---------------
       Net cash used in operating activities                     (296,489)        (1,082,206)
							    --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (258,034)           (70,847)
  Proceeds from sale of property and equipment                     17,038
							    --------------    ---------------
       Net cash used in investing activities                     (240,996)           (70,847)
							    --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line of credit                             (1,463,588)          (706,641)
  Repayments of long-term debt                                   (356,212)
  Proceeds from issuance of long-term debt                         60,000          1,182,500
							    --------------    ---------------
       Net cash (used in) provided by financing activities     (1,759,800)           475,859
							    --------------    ---------------
NET DECREASE IN CASH                                           (2,297,285)          (677,194)
							    --------------    ---------------
CASH, BEGINNING OF PERIOD                                       2,586,682          4,687,401
							    --------------    ---------------
CASH, END OF PERIOD					    $	  289,397     $    4,010,207
							    ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest						    $	  100,604     $        5.326
     Income taxes                                                  15,042             26,956

See notes to the condensed financial statements.

		     ALL FOR A DOLLAR, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 -BASIS FOR PRESENTATION

The consolidated financial statements include the accounts of All
For A Dollar, Inc. and its wholly-owned subsidiary, Mass
Wholesalers of Springfield, Inc. (collectively the "Company"). All intercompany transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

As a result of the Company's recurring losses in fiscal years ended 1994 and 1993, limited cash availability and maximum borrowing under its existing line of credit, in part, led the Company to file voluntary petitions under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 27, 1994 as discussed in
Note 3.

The Company, while operating as a debtor-in-possession,
restructured its business, which included the closing of 50
unprofitable stores and the renegotiation of its lease agreements
on its remaining stores.   This plan of reorganization was approved
by the bankruptcy court and the Company subsequently emerged from Chapter 11 in June 1995. See Note 3.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company is a retailer with 121 stores, all of which are located in the Northeast.

Fiscal Year: The Company's fiscal year ends on the Saturday closest to December 31. The fiscal year ended December 30, 1995,
(Fiscal 1995) included 52 weeks.

Merchandise Inventories: Inventories are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized by the straight-line method over the estimated useful life or the term of the related lease, whichever is shorter. Cost of fixed assets sold or retired and the related amounts of

                     ALL FOR A DOLLAR, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gain or loss is included in income. Estimated useful lives used in computing depreciation are:

    Furniture and fixtures ...................... 5- 9 years
    Leasehold improvements ...................... 1-31 years
    Data processing equipment ...................    5 years
    Automobiles .................................    5 years



Pre-opening Store Expenses: All pre-opening costs incurred in connection with the opening of new retail stores are charged to expense during the year that the store opens.

Other Assets: Other assets consist of security deposits and lease acquisition costs. Lease acquisition costs of $23,156 and $51,791 as of June 29, 1996 and December 30, 1995 respectively, are stated at cost, net of accumulated amortization. Amortization is computed over the life of the related lease by the straight-line method and approximated $18,190 and $17,721 for the quarters ended June 29, 1996, and July 1, 1995, respectively.

Income Taxes: The Company utilizes the liability method of accounting for income taxes as required by Financial Accounting
Standards Board No. 109, "Accounting for Income Taxes".

Net Income <Loss> Per Share: Net income <loss> per share is computed using the weighted average number of common shares outstanding during the year.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the year. Actual results could differ from those estimates.


NOTE 3 - PROCEEDINGS UNDER CHAPTER 11

As previously discussed in Note 1, the Company filed voluntary petitions for reorganization under Chapter 11 with the United States Bankruptcy Court for the Western District of Massachusetts on June 27, 1994. In Chapter 11 cases, substantially all liabilities (and stock interests) as of the date of the filing of the petitions for reorganization are subject to a "Plan of Reorganization" to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court.

                     ALL FOR A DOLLAR, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROCEEDINGS UNDER CHAPTER 11 (cont.)

In June 1995, the Bankruptcy Court confirmed the Company's plan of reorganization and the Company subsequently emerged from Chapter
11.  The confirmed plan provided for the following:

    Administrative and priority claims - All administrative and priority claims are to be paid in full. Any administrative claims that are in the nature of post-petition trade payables are to be paid in accordance with terms agreed upon with each individual creditor.

    Line of credit - The secured claim of the bank from which the Company has available a line of credit, will be paid in accordance with the terms of a stipulation entered into between the Company and the bank and approved by the Bankruptcy Court in November 1994. Under the stipulation, the bank's line of credit is to be treated as due on demand with periodic reductions through December, 1996. The bank will retain a first priority interest in all of the assets of the debtor.

    Trade and other unsecured claims - General unsecured claims are to be paid a single cash settlement of 35% of the amount of their claim.

    Common Stock - The holders of equity interests in the Company will retain their stock.

    Leases - The plan identifies all leases and executory contracts that are to be assumed. All creditors having leases or executory contracts with the Company that are not so identified will be deemed rejected. The allowed claims of creditors that are a party to rejected leases or executory contracts will be treated as unsecured claims.

    Funding for the Plan - The Company's funding of the plan will come from two sources. First, based upon the terms of the plan of reorganization as well as other operational changes it is expected that the Company's daily cash requirements will be further minimized. Second, the Company has obtained financing in the amount of $1,505,000 from a related party in June 1995. As part of the loan agreement the lender received warrants permitting the purchase of 1,195,400 shares of common stock with an exercise price of fifty cents per share.

To date the Company has settled all the claims in respect to its Chapter 11 filing in accordance with the plan of reorganization.
The bankruptcy court on March 11, 1996 issued the final decree closing the Chapter 11 case.

                     ALL FOR A DOLLAR, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROCEEDINGS UNDER CHAPTER 11 (cont.)

The principal categories of claims classified in the consolidated balance sheet as of December 30, 1995 as "Liabilities subject to settlement under Chapter 11 Proceedings" are identified below. The amounts still outstanding as of December 30, 1995 were settled in the first quarter ended March 30, 1996.


Liabilities Subject to Settlement
  Under Chapter 11 Proceedings
   Trade and expense payables               $    64,206
   Litigation                                   235,294

                                            $   299,500


        ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth, as a percentage of net sales, certain items appearing in the Company's unaudited Condensed
Statements of Operations:

                                            Six Months Ended
                                           June 29     July 1
                                             1996       1995
Net sales                                   100.0%     100.0%
Cost of merchandise sold                     47.6       49.4
Gross profit                                 52.4       50.6
Store expenses                               50.9       40.6
General and administrative expenses          22.7       19.7
Loss before reorganization items,
  interest expense & income taxes           <21.2>     ( 9.7)
Interest expense                               .6
Loss before extraordinary items             <21.8>     ( 9.7)
Extraordinary gain on forgiveness of
  debt                                                  32.5
Net income (loss)                           <21.8>      22.8


    The Company's aggregate net sales for the quarter and six months ended June 29, 1996, decreased by $1,913,852 and $2,840,053 over the comparable periods of 1995 representing decreases of 18.6% and 14.4%, respectively. These decreases in aggregate net sales resulted principally from unusually inclement winter weather in the first quarter and merchandising constraints created as a result of an inadequate credit facility in the second quarter. Sales for stores that were open for more than 24 months (comparable store sales) decreased by approximately 24.2% and 18.0% for the quarter and six months ended, respectively. One hundred and seven of the Company's 121 stores open at June 29, 1996 had been open more than 24 months. Sales from wholesale operations decreased to $91,576 or 1.1% of sales in the quarter ended June 29, 1996 from $321,000, or 3.1% of sales in the corresponding period of 1995.

    Cost of merchandise sold, as a percentage of net sales, for the quarter and six months ended June 29, 1996 were 46.9% and 47.6%, respectively, compared to 49.3% and 49.4% for the comparable periods of 1995. Some fluctuation in gross profit margins may be expected due in part to the fixed sales price of each unit in the Company's stores and the many factors that affect the Company's purchases for sale.

    Store expenses during the quarter and six months ended June 29, 1996 increased by $360,026 and $586,410 respectively, over the comparable periods of 1995. The increases for these periods are attributable to the opening of ten new stores during the first six months compared to one a year ago. As a percentage of net sales, store expenses increased for the quarter and six months ended June 29, 1996 to 52.2% and 50.9%, respectively, from 39.0% and 40.6% for the comparable periods of 1995. These increases in percentage are primarily due to the increase in expenses associated with the new stores combined with a lower sales base.

    General and administrative expenses for the quarter and six months ended June 29, 1996 decreased by $145,790 and $44,533 over the comparable periods of 1995. These decreases reflect measures taken to cut costs and improve efficiencies. As a percentage of net sales, general and administrative expenses for the quarter and six months ended June 29, 1996 increased to 21.8% and 22.7% from 19.1% and 19.7% for the comparable periods of 1995; which is attributable to decreases in comparable store sales.

    Interest expense increased to $47,199 and $97,673 respectively, for the quarter and six months ended June 29, 1996, as a result of increased utilization of the line of credit and related party borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has continued to realize operating losses since emerging from Chapter 11 bankruptcy on June 30. 1995 which has created a lack of liquidity. This lack of liquidity has resulted in a substantial portion of its trade accounts payable to become in arrears. In an effort to achieve better operating results, the Company's Board of Directors has determined to reposition the Company in the marketplace by converting from a "dollar store" format where most items are priced at one dollar to a multi-price close-out retail format where items are sold at prices exceeding one dollar.

    On July 11, 1996, the Company entered into an agreement (the "Agreement") with Universal International, Inc. ("Universal") whereby Universal will assist the Company in the conversion of between four and six stores to the new format. Universal will assist the Company in sourcing products and the Company will pay for such products on a cash basis. Additional, Universal will assist the Company in obtaining a new credit facility.

    The Company intends to close approximately 25 of its stores and to liquidate certain of its inventory to raise cash to finance its new inventory. Pursuant to a separate agreement with a subsidiary of Universal, the Company has engaged the subsidiary to conduct a liquidation of the inventory of certain of its stores.

    The Company believes the restructuring of the business with assistance from Universal, when combined with the negotiation of a new credit facility, and expected continued improvements in operations, will provide sufficient liquidity to sustain its working capital needs.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit No.         Description
               -----------         -----------
                   27              Financial Data Schedule

          (b)  A Form 8-K dated August 6, 1996 was filed.
    Such Form 8-K reported in item 5 that the Company entered into an Agreement with Universal International, Inc. to assist in the conversion of between four and six All For A Dollar stores from a one dollar format to a multi-price close-out retail format; to conduct a inventory liquidation sale and help evaluate, develop and manage a strategic store closing program in order to reduce the number of under-performing
    All For A Dollar stores.

                       ALL FOR A DOLLAR, INC.


                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ALL FOR A DOLLAR, INC.


                                 By:  /s/Roger A. Slate
                                      -----------------
                                      Roger A. Slate
                                      President/
                                      Chief Executive Officer
                                      (principal operating
                                      officer)

                                      /s/Donald A. Molta
                                      ------------------
                                      Donald A. Molta
                                      Vice President/
                                      Chief Finance Officer
                                      (principal financial and
                                      accounting officer)


Date:  August 9, 1996