Form 10-Q
period 1995-09-30
ALL FOR A DOLLAR INC
filed 1996-11-19
CIK 885399

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 1O-Q


(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 28, 1996

                             OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                    Commission File No. 0-20150

                         ALL FOR A DOLLAR, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                         043078083
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                  Number)

        3664 Main Street
        Springfield, MA                         01107
(Address of principal executive             (Zip Code)
          offices)

                            (413) 733-1203
       (Registrant's telephone number, including area code)

                                 SAME
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

            Yes     X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at November 18, 1996

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

            Yes                      No

           The Company filed a Voluntary Petition pursuant to the provisions of Chapter 11 of the U.S. Bankruptcy Code on October 25, 1996. No plan has been submitted to the court.

                         INDEX




                                                            Page
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

    Condensed Balance Sheets - September 28, 1996
    and December 30, 1995                                      4

    Condensed Statements of Operations for the nine
    months ended September 28, 1996 and September
    30, 1995                                                   5

    Condensed Statements of Cash Flows for the nine
    months ended September 30, 1996 and September 30, 1995     6


    Notes to condensed financial statements                 7-11

 Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition    11-13


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                    14

                                                        All for a Dollar, Inc.
                                                       Condensed Balance Sheets
                                              at September 28, 1996 and December 30, 1995

                                        ASSETS
                                                                (UNAUDITED)
                                                              September 28, 1996  December 30, 1995
CURRENT  ASSETS :
  Cash                                                               $229,711          $2,343,966
  Restricted cash - Chapter 11 settlement                                                 242,716
  Accounts receivable, less allowance for
      doubtful accounts                                               190,682             173,678
  Merchandise inventories                                           2,518,983          12,500,093
  Prepaid expenses and other current assets                            51,660             284,434
  Deferred income taxes                                                                   560,000

     Total  current  assets                                         2,991,036          16,104,887

PROPERTY AND EQUIPMENT, NET                                           358,347           1,938,239

DEFERRED INCOME TAXES                                                                   2,040,000

OTHER ASSETS                                                          101,429             158,973

TOTAL ASSETS                                                       $3,450,812         $20,242,099


LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES :
  Notes Payable - short term borrowings                              $538,539          $1,850,000
  Current portion of long - term debt                              $1,182,500            $322,500
  Accounts  payable - trade                                                             2,155,497
  Sales tax payable                                                                       199,203
  Accrued expenses                                                    521,351           1,396,310
  Other liabilities                                                     2,525               2,860
  Liabilities subject to settlement under
     Chapter 11 proceedings                                         9,287,343             299,500

     Total  current  liabilities                                   11,532,258           6,225,870

NOTES PAYABLE - LONG TERM BORROWING                                                     1,182,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY :

  Common  stock, $.01 par value, authorized
     15,000,000  shares, issued  7,279,190
       as of September 28, 1996 and December 30, 1995                  72,792              72,792
  Additional paid - in capital                                     15,961,294          15,961,294
  Retained earnings (deficit)                                     (23,315,532)         (2,400,357)
  Less  treasury  stock,  329,000  shares,  at  cost                 (800,000)           (800,000)

     Total  stockholders'  equity                                  (8,081,446)         12,833,729

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                     $3,450,812         $20,242,099

    (See notes to the condensed financial statements)


                             ALL FOR A DOLLAR, INC.
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
          For the quarter and nine months ended September 28, 1996
                            and September 30, 1995


                                                                        Quarter Ended                 9 Months Ended
                                                            September 28,  September 30,  September 28,  September 30,
                                                                1996           1995           1996           1995

NET  SALES                                                   $6,180,021    $10,632,104    $23,071,632    $30,363,766

COST  OF  MERCHANDISE  SOLD                                   3,220,412      5,222,610     11,257,599     14,962,155

GROSS  PROFIT                                                 2,959,609      5,409,494     11,814,033     15,401,611

OPERATING  EXPENSES:

      Store expenses                                          4,176,758      4,070,727     12,768,652     12,076,212
      General and administrative expenses                     1,832,064      1,869,630      5,676,999      5,759,095

              Total operating expenses                        6,008,822      5,940,357     18,445,651     17,835,307

LOSS BEFORE REORGANIZATION ITEMS                             (3,049,213)      (530,863)    (6,631,618)    (2,433,696)

REORGANIZATION ITEMS                                         11,541,176            500     11,541,176         (5,520)

OPERATING LOSS BEFORE INTEREST EXPENSE AND INCOME TAXES     (14,590,389)      (531,363)   (18,172,794)    (2,428,176)

INTEREST  EXPENSE                                                44,708         70,233        142,381         68,601

LOSS BEFORE INCOME TAXES                                    (14,635,097)      (601,596)   (18,315,175)    (2,496,777)

PROVISION FOR INCOME TAXES                                    2,600,000                     2,600,000

LOSS BEFORE EXTRAORDINARY ITEMS                             (17,235,097)      (601,596)   (20,915,175)    (2,496,777)

EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT                                                                  6,405,452

NET INCOME (LOSS)                                          ($17,235,097)    ($601,596)   ($20,915,175)    $3,908,675

NET INCOME (LOSS) PER SHARE                                      ($2.48)        ($0.09)        ($3.01)         $0.56

WEIGHTED AVERAGE SHARES OUTSTANDING                           6,950,190      6,950,190      6,950,190      6,950,190

                                ALL FOR A DOLLAR, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    For the nine months ended September 28, 1996 and
                                  September 30, 1995



                                                                          9 Months Ended
                                                            September 28,     September 30,
                                                                1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          ($20,915,175)        $3,908,675
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Extraordinary gain on forgiveness of debt                                    (6,405,452)
     Reorganization items                                                             (5,520)
     Depreciation and amortization                                786,667            897,144
     Loss on disposal of assets                                 1,063,499             25,958
     Deferred Income Taxes                                      2,600,000
     Changes in operating assets and liabilities:
       Accounts receivable                                        (17,004)          (318,218)
       Income tax receivable                                                         530,100
       Merchandise inventories                                  9,981,110           (951,915)
       Prepaid expenses                                           232,774            649,307
       Other assets                                                57,544             36,263
       Accounts payable - trade                                (2,155,497)         1,984,198
       Sales tax payable                                         (199,203)          (289,675)
       Accrued expenses                                          (874,959)          (891,685)
       Other liabilities                                             (335)          (108,942)
       Liabilities subject to Chapter 11 proceedings            8,987,843         (3,203,322)

       Net cash used in operating activities                    ($452,736)        (4,143,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (270,274)
  Proceeds from sale of property and equipment                                       (99,358)

       Net cash used in investing activities                     (270,274)           (99,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line of credit                             (1,311,461)
  Repayments of long-term debt                                   (322,500)          (875,377)
  Proceeds from issuance of long-term debt                                         1,182,500

       Net cash (used in) provided by financing activities     (1,633,961)           307,123

NET DECREASE IN CASH                                           (2,356,971)        (3,935,319)

CASH, BEGINNING OF PERIOD                                       2,586,682          4,687,401

CASH, END OF PERIOD                                              $229,711           $752,082


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                    $127,839            $42,067
     Income taxes                                                  24,803             26,956




                          ALL FOR A DOLLAR, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION:

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

           On October 25, 1996, All For A Dollar, Inc. (the "Company") refiled petitions under Chapter 11 of the U.S. Bankruptcy Code
("Chapter 11"), as further discussed in Note 3. The Company is presently operating as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Eastern
District of New York at Brooklyn, New York (the "Bankruptcy
Court").

           The accompanying condensed financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals, necessary for a fair statement of the results of operations for the interim period. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           As reflected in the financial statements, the Company experienced significant operating losses in its last fiscal year and the nine month period ended September 28, 1996. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization and the resolution of uncertainties of the reorganization case discussed below.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company is a retailer with 111 stores, all of which are located in the Northeast.

Fiscal Year: The Company's fiscal year ends on the Saturday closest to December 31. The fiscal year ended December 30, 1995,
(Fiscal 1995) included 52 weeks.

Merchandise Inventories: Inventories are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market.

Property and Equipment:  Property and equipment are stated at cost.
Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized by the straight-line method over the estimated useful life or the term of the related lease, whichever is shorter. Cost of fixed assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gain or loss is included in income. Estimated useful lives used in computing depreciation are:

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

Other Assets:  Other assets consist of security deposits and lease acquisition costs.  Lease acquisition costs of $ -0-  and  $51,791 as of September 28, 1996 and December 30, 1995 respectively, are stated at cost, net of accumulated amortization. Amortization is computed over the life of the related lease by the straight-line method and approximated $14,990 and $17,680 for the quarters ended
September 28, 1996, and September 30, 1995, respectively.

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


         As discussed in Note 1, the Company refiled voluntary petitions for reorganization under Chapter 11 on October 25, 1996 and is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In the Chapter 11 cases, substantially all liabilities as of the date of the filing of the petitions for reorganization are to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court.

         The Company's borrowings under its pre-petition bank line of credit, $460,000, is the maximum allowed thereunder, and is secured by substantially all of the assets of the Company. Interest on this debt is being paid monthly.

         The Company's long-term-debt issued by a related party on June
30, 1995 is secured by a junior security interest in all assets of the Company. Interest on this debt is being paid monthly.

         Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The
Company has established and recorded its estimated liability of approximately $5.5 million for certain leases that it anticipates rejecting (included in "Trade and expense payable" below). Certain of such estimated liabilities do not take into account potential claims that the lessors under the related leases might assert. If the Company is liable pursuant to any such claims, the liabilities relating to the rejected leases subject to such claims may be greater than the liabilities estimated to date. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for all contracts and leases which may have been or may be rejected.

         The principal categories of claims reclassified in the condensed balance sheets and included in "Liabilities Subject to Chapter 11 Proceedings" are identified below.

         All amounts below may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, the value of any collateral securing such claims or other events.

  Liabilities Subject to Settlement       As of                As of
  Under Chapter 11 proceedings      September 28, 1996  December 30, 1995

  Trade and expense payable           $3,787,343             $  64,206
  Rejected leases                      5,500,000                  -
  Litigation                              -                    235,294
  Total                               $9,287,343             $ 299,500

         The Bankruptcy Code accords priority, subject to certain limits and conditions, to certain applicable claims and expenses. The
Company is presently identifying the amounts of such claims and expenses.





NOTE 4 ASSETS HELD FOR DISPOSITION

         In October, 1996, the Company initiated a restructuring program designed to improve liquidity. As a result, a restructuring reserve of approximately $6.1 million was recorded to reflect anticipated losses on liquidation of inventories, disposition of owned assets and leasehold interests and other related closing costs. The reserve was calculated, in part, based on closing all stores.

         On November 6, 1996, the Bankruptcy Court approved an Agreement with a liquidator which contemplates closing all stores and disposing of the merchandise inventories in the stores. The
Company anticipates receiving approximately $1.75 million for these inventories. The actual amount will be equal to 17.5% of the inventory retail value, as defined, subject to certain adjustments and limitations. The liquidator will dispose of the inventories during "Going-out-of-Business" sales at each store commencing
November 7, 1996.

         The remaining assets held for disposition have been recorded net of the related reserves necessary to cover anticipated losses on the sale of owned properties and other assets held for disposition.

NOTE 5 CASH:

         All of the Company's cash balances, together with substantially all of its other assets (principally inventory), are claimed as collateral by the Bank under the pre-petition line of credit and by the long term note which has a junior secured interest.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, as a percentage of net sales, certain items appearing in the Company's unaudited Condensed
Statements of Operations:
                                          Nine Months Ended
                                           Sept. 28,  Sept. 30
                                             1996       1995

Net sales                                   100.0%     100.0%
Cost of merchandise sold                     48.8       49.3
Gross profit                                 51.2       50.7
Store expenses                               55.3       39.8
General and administrative expenses          24.6       19.0
Loss before reorganization items,
 interest expense & income taxes            (28.7)     ( 8.1)
Reorganization items                         50.0
Interest expense                               .6
<Benefit> Provision for Income Taxes         11.3
Loss before extraordinary items             (90.6)     ( 8.1)
Extraordinary gain on forgiveness
 of debt                                                21.0
   Net income (loss)                        (90.6)      12.9

         The Company's aggregate net sales for the quarter and nine months ended September 28, 1996 decreased by $4,452,000 and
$7,292,000 over the comparable periods of 1995 representing
decreases of 41.9% and 24.0%, respectively.   The decreases in
aggregate net sales resulted principally from unusually inclement winter weather in the  first quarter and merchandising constraints created as a result of an inadequate credit facility in the second and third quarter.

         Sales for stores that were open for more than 24 months
(comparable store sales) decreased by approximately 48.0% and 28.4% for the quarter and nine months ended, respectively. One hundred and four of the Company's 117 stores open at September 28, 1996 had been open more than 24 months. Sales from wholesale operations remained unchanged at to $229,000 or 3.7% of sales in the quarter ended September 28, 1996 from $229,000, or 2.2% of sales in the corresponding period of 1995.

         Cost of merchandise sold, as a percentage of net sales, for the quarter and nine months ended September 28, 1996 were 52.1% and 48.8%, respectively, compared to 49.1% and 49.3% for the comparable periods of 1995. Some fluctuation in gross profit margins from period to period may be expected due in part to the fixed sales price of each unit in the Company's stores and the many factors that affect the Company's purchases for sales in its stores.

         Store expenses during the quarter and nine months ended
September 28, 1996 increased by $106,000 and $692,000,
respectively, over the comparable periods of 1995. The increases for these periods are attributable to the opening of ten new stores during the first six months compared to one a year ago. As a percentage of net sales, store expenses increased for the quarter and nine months ended September 28, 1996 to 67.6% and 55.3%, respectively, from 38.3% and 39.8%, respectively, for the comparable periods of 1995. These increases in percentage are primarily due to the increase in expenses associated with the new stores combined with a lower sales base.

         General and administrative expenses for the quarter and nine months ended September 28, 1996 decreased by $38,000 and $82,000 over the comparable periods of 1995. These decreases reflects measures taken to cut costs and improve efficiencies. As a percentage of net sales, general and administrative expenses for the quarter and nine months ended September 28, 1996, increased to 29.5% and 24.6%, from 17.6% and 19.0% for the comparable periods of 1995 which is attributable to decreases in comparable store sales.

         Interest expense decreased by $26,000 and increased by $74,000 respectively, for the quarter and nine months ended September 28, 1996, as a result of fluctuations in the utilization of the line of credit and related party borrowings.

         Provision for income taxes of $2,600,000 was recorded to eliminate the deferred income tax asset associated with the Company's net operating loss carryforwards. At this time it is unlikely the Company will be able to realize the benefit.




Liquidity and Capital Resources

         The Company has continued to realize operating losses since emerging from Chapter 11 bankruptcy on June 30, 1995 which has created a lack of liquidity. This lack of liquidity has resulted in a substantial portion of its trade accounts payable to become in arrears. To date, the Company has been unsuccessful in obtaining a new credit facility. With no other source of funds available, the Company refiled petitions under Chapter 11 of the U.S.
Bankruptcy Code on October 25, 1996 (see Notes to the Financial
Statements).

         As discussed in the Notes to the Financial Statements, the Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In the Chapter 11 cases, substantially all liabilities as of the date of the filing of the petitions for reorganization are subject to settlement under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court.

         The continuation of the Company beyond 1996 as a going concern and realization of its assets and liabilities are dependent upon, among other things, the Company's ability to generate sufficient cash operations and obtain additional financing sources to meet its future obligations. The final outcome of these events is not presently determinable and no provision for any additional liability that might result has been reflected in the accompanying consolidated financial statements.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None

         (b) A Form 8-K dated November 4, 1996 reporting on the filing of voluntary petitions with the United States Bankruptcy Court seeking relief pursuant to Chapter 11 of the United States
Bankruptcy Code on October 25, 1996.

















                       ALL FOR A DOLLAR, INC.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALL FOR A DOLLAR, INC.


                            By:  /s/Roger A. Slate
                                 Roger A. Slate
                                 President/
                                 Chief Executive Officer
                                 (principal operating
                                 officer)

                                 /s/Donald A. Molta
                                 Donald A. Molta
                                 Vice President/
                                 Chief Finance Officer
                                 (principal financial and
                                 accounting officer)


Date: November 18, 1996





























